Form 10-Q
period 2013-03-31
Omthera Pharmaceuticals, Inc.
filed 2013-05-28
CIK 1477598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 001-35869

OMTHERA PHARMACEUTICALS, INC.

Delaware	26-3797738
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

707 State Road Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)

(908) 741-4399

 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 24, 2013 was 24,414,171.

Omthera Pharmaceuticals, Inc.

(A Development-Stage Company)

INDEX

PART I

FINANCIAL INFORMATION

		Page(s)
Item 1.	Financial Statements (unaudited)

	Condensed Balance Sheets at December 31, 2012 and March 31, 2013 (unaudited)	1

	Condensed Statements of Operations for the three month periods ended March 31, 2012 and 2013 and the period from November 19, 2008 (inception) through March 31, 2013 (unaudited)	2

	Condensed Statements of Comprehensive Loss for the three month periods ended March 31, 2012 and 2013 and the period from November 19, 2008 (inception) through March 31, 2013 (unaudited)	3

	Condensed Statements of Cash Flows for the three month periods ended March 31, 2012 and 2013 and for the period from November 19, 2008 (inception) to March 31, 2013 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	21

Item 4.	Controls and Procedures	22

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6.	Exhibits	43

Signatures		44

Exhibit Index		45

Omthera Pharmaceuticals, Inc.

(A Development-Stage Company)

Condensed Balance Sheets

(Unaudited)

	December 31,	March 31,
	2012	2013
Assets
Current assets:
Cash and cash equivalents	$2,505,076	$14,421,176
Prepaid expenses and other current assets	161,303	447,816
Total current assets	2,666,379	14,868,992
Deferred financing costs	319,890	2,026,569
Property and equipment, net	21,976	1,451,307
Total assets	$3,008,245	$18,346,868
Liabilities, convertible preferred stock, and stockholders’ (deficit) equity
Current liabilities:
Secured convertible notes	$—	$17,600,000
Warrant liability	—	4,394,500
Accounts payable	1,768,861	3,484,421
Accrued expenses and other liabilities	3,713,508	1,380,630
Total current liabilities	$5,482,369	$26,859,551
Commitments and contingencies (Note 8)
Series A 8%, cumulative convertible preferred stock, $0.001 par value; 4,694,375 shares authorized, issued and outstanding at December 31, 2012 and March 31, 2013. Liquidation value of $8,026,281 at March 31, 2013	6,388,092	6,388,092
Series B 8%, cumulative convertible preferred stock, $0.001 par value; 10,131,879 shares authorized and outstanding at December 31, 2012 and March 31, 2013. Liquidation value of $56,585,767 at March 31, 2013	49,389,307	49,389,307
Stockholders’ (deficit) equity
Common stock, $0.001 par value; 22,000,000 shares authorized at December 31, 2012 and March 31, 2013; 3,010,101 shares issued and outstanding at December 31, 2012 and March 31, 2013	3,010	3,010
Additional paid-in capital	6,365,460	6,580,135
Deficit accumulated during development stage	(64,619,994)	(70,873,227)
Total stockholders’ (deficit) equity	(58,251,523)	(64,290,082)
Total liabilities, convertible preferred stock, and stockholders’ (deficit) equity	$3,008,245	$18,346,868

The accompanying notes are an integral part of these condensed financial statements.

Omthera Pharmaceuticals, Inc.

(A Development-Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Period From November 19, 2008 (Inception) to March 31,
	2012	2013	2013
Operating expenses
Research and development	$8,048,982	$356,696	$48,490,692
General and administrative	1,131,193	1,325,412	12,199,982
Total operating expenses	9,180,175	1,682,108	60,690,674
Loss from operations	(9,180,175)	(1,682,108)	(60,690,674)
Other income (expense)
Interest expense, net	—	(4,573,911)	(5,283,355)
Other income	6,066	2,786	100,794
Net loss	(9,174,109)	(6,253,233)	(65,873,235)
Less dividends on preferred stock, not declared	(909,394)	(1,094,324)	(8,509,524)
Less beneficial conversion charge	—	—	(4,999,991)
Net loss attributable to common stockholders	$(10,083,503)	$(7,347,557)	$(79,382,750)
Net loss per share (basic and diluted)	$(6.18)	$(3.08)
Weighted average shares outstanding (basic and diluted)	1,631,727	2,383,444

The accompanying notes are an integral part of these condensed financial statements

Omthera Pharmaceuticals, Inc.

(A Development-Stage Company)

Condensed Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,		Period From November 19, 2008 (Inception) to March 31,
	2012	2013	2013

Net loss	$(9,174,109)	$(6,253,233)	$(65,873,235)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	5,737	—	—
Comprehensive loss	$(9,168,372)	$(6,253,233)	$(65,873,235)

The accompanying notes are an integral part of these condensed financial statements

Omthera Pharmaceuticals, Inc.

(A Development-Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		Period From November 19, 2008 (Inception) to March 31,
	2012	2013	2013
Operating activities
Net loss	$(9,174,109)	$(6,253,233)	$(65,873,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,727	3,417	38,544
Amortization of premiums and discounts on short-term investments	37,092	2,959	159,435
Gain on sales of short-term investments	—	—	(779)
Warrant interest expense	—	4,394,500	5,086,722
Stock based compensation	150,219	214,675	1,578,954
Changes in assets and liabilities:
Other assets	—	(1,407,712)	(1,727,602)
Prepaid and other current assets	(1,325,080)	(286,513)	(447,816)
Accounts payable and accrued expenses	(815,553)	(617,318)	4,864,001
Net cash used in operating activities	(11,123,704)	(3,949,225)	(56,321,776)
Investing activities
Purchase of property and equipment	(2,733)	(1,432,749)	(1,489,852)
Purchases of short-term investments	(399,090)	—	(19,472,734)
Maturities and sales of short-term investments	4,600,000	—	19,316,311
Net cash (used in) provided by investing activities	4,198,177	(1,432,749)	(1,646,275)
Financing activities
Secured convertible notes	—	17,298,074	19,798,074
Proceeds from the issuance of convertible preferred stock, net of issuance costs	(10,280)	—	52,586,953
Proceeds from sale of common stock	—	—	4,200
Net cash provided by (used in) financing activities	(10,280)	17,298,074	72,389,227
Net increase (decrease) in cash and cash equivalents	(6,935,807)	11,916,100	14,421,176
Cash and cash equivalents at beginning of period	10,869,129	2,505,076	—
Cash and cash equivalents at end of period	$3,933,322	$14,421,176	$14,421,176
Supplemental disclosure of cash flow information
Non-cash financing activities:
Conversion of note payable and related warrants to convertible Series B Preferred Stock	—	—	$3,209,444

The accompanying notes are an integral part of these condensed financial statements.

Notes to the Condensed Financial Statements

1. Organization and Description of Business

Omthera Pharmaceuticals, Inc. (the “Company”) was incorporated on November 19, 2008, in Delaware. The Company is dedicated to the clinical development of new therapies for dyslipidemia. The sole product candidate is Epanova, an Omega 3 fatty acid containing a novel formulation of eicosapentaenoic acid (EPA) and docosahexaenoic acid (DHA). The Company’s activities since inception have consisted principally of raising capital, and performing research and development. Accordingly, the Company is considered to be in the development stage. The Company is headquartered in Princeton, New Jersey.

On November 13, 2009, the Company entered into a License Agreement with Chrysalis Pharma AG (“Chrysalis”). Under the agreement, the Company obtained a worldwide exclusive license for the development, use, manufacture, and commercialization of Epanova.  See Footnote 8 for further information.

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings. Management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidate and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the Company has made all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and results of operations for the interim periods presented.  Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted.  These condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended December 31, 2012 included in the Company’s final prospectus dated April 11, 2013 filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on April 12, 2013.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year or any other interim period.

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. In preparing these condensed financial statements, management has made its best estimates and judgments of certain amounts included in the condensed financial statements, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates, including those related to stock-based compensation, fair value of assets, convertible preferred stock, warrants and common stock, income taxes, preclinical study and clinical trial accruals and other contingencies. Management bases its estimates on historical experience or on various other assumptions, including information received from its service providers, which it believes to be reasonable under the circumstances. Actual results could differ from these estimates.

Cash and Cash Equivalents, and Short-term Investments

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificate of deposits, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value.

Marketable securities with original maturities greater than three months and less than one year are considered to be short-term investments and consist of corporate debt obligations. Short-term investments are reported at fair market value and unrealized gains and losses are included as a separate component of stockholders’ deficit. Realized gains, realized losses, the amortization of premiums and discounts, interest earned and dividends earned are included in other income (expense). The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Investments with maturities beyond one year are classified as short-term based on management’s intent to fund current operations with these securities or to make them available for current operations. A decline in the market value of a security below its cost value that is deemed to be other than temporary is charged to earnings, and results in the establishment of a new cost basis for the security.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and short-term investments. The Company maintains its cash and cash equivalent balances in the form of business checking accounts and money market accounts, the balances of which, at times, may exceed federal insurance limits. Exposure to credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. Short-term investments are invested in accordance with the Company’s investment policy. The investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk. The Company has no financial instruments with off-balance-sheet risk of accounting loss.

Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment, which is the business of developing and commercializing new therapies for abnormalities in blood lipids, referred to as dyslipidemia, and the treatment of cardiovascular disease.

Fair Value of Financial Instruments

According to ASC 825, Financial Instruments, disclosures of fair value information about financial instruments are required, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Cash and cash equivalents and short-term investments are carried at fair value (see Note 3). Financial instruments, including accounts payable and accrued liabilities, are carried at cost, which approximates fair value given their short-term nature.

Deferred Financing Costs

Deferred financing costs consist of financing costs incurred by the Company in connection with the closing of the Company’s secured convertible notes and loan agreement with Hercules, and legal, accounting and other costs incurred in connection with preparing for the Company’s initial public offering (IPO).  The Company amortizes the deferred financing costs associated with the outstanding notes and the loan agreement over the term of the related debt using the straight line method. Upon closing of the IPO, which occurred on April 16, 2013, the Company recorded its legal, accounting and other costs incurred with connection with the IPO as a reduction to the proceeds received.

Property and Equipment

Property and equipment, which consist of furniture and fixtures and computer equipment, as well as construction in progress, are stated at cost, less accumulated depreciation. Depreciation is calculated over the estimated useful lives of the respective assets, which is two years for computer equipment and five years for furniture and fixtures.

Expenditures incurred after the fixed assets have been put into operation, such as repairs and maintenance, are charged to earnings in the period in which the costs are incurred. Major replacements, improvements, and additions are capitalized in accordance with Company policy.

Impairment of Long-Lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, the Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Through March 31, 2013, no impairment of long-lived assets has occurred.

Research and Development Costs

Research and development costs are charged to expense as incurred and are typically made up of salaries and benefits, clinical trial activities, drug development and manufacturing, and third-party service fees, including clinical research organizations and investigative sites. Costs for certain development activities, such as clinical trials are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided by vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the condensed financial statements as prepaid or accrued expenses.

Foreign Currency

Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Transaction gains and losses are recorded to other income (expense), net in the Statements of Operations.

Income Taxes

The Company accounts for income taxes using the asset and liability method as required by ASC 740, Income Taxes. Under this method deferred income tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the related tax basis and also for operating losses and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded if it is “more-likely-than-not” that a portion or all of a deferred tax asset will not be realized.

Stock-Based Compensation

The Company had one stock-based employee compensation plan, the 2010 Option Plan, as of December 31, 2012.  In March 2013, the Company adopted a 2013 Stock Option and Incentive Plan.

The Company grants stock options for a fixed number of shares to employees and non-employees with an exercise price equal to the fair value of the share at the grant date.

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. The Company selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the weighted-average of historical information of similar public entities. The Company will continue to use a weighted-average approach using other similar public entities’ volatility information until historical volatility of the Company is relevant to measure expected volatility for future option grants. The average expected life was determined according to the Securities and Exchange Commission (SEC) shortcut approach as described in Staff Accounting Bulletin (SAB) No. 110, which is the midpoint between the vesting date and the end of the contractual term.

Warrant Liability

In February 2013, the Company issued $17.6 million of secured convertible notes (the “Notes”).  In connection with the issuance of the Notes, the Company also issued to its noteholders warrants to purchase shares of its capital stock up to 25% of the principal amounts of the Notes divided by the applicable purchase price at an exercise price of $0.01.  Upon completion of the Company’s IPO on April 16, 2013, the warrants were automatically net exercised by the holders resulting in the issuance of 549,301 shares of common stock.  The above-mentioned warrants are recorded as a liability and, as such, the Company reflects the warrant liability at fair value in the March 31, 2013 Balance Sheet with a corresponding charge to the Company’s Statements of Operations for the three months ending March 31, 2013.  At March 31, 2013, the fair value was estimated to be $4,394,500.

Beneficial Conversion

When the Company issues a debt or a equity security that is convertible into common stock at a discount from the fair value of the common stock at the date the debt or equity security counterparty is legally committed to purchase such a security (“Commitment Date”), a beneficial conversion feature is measured and recorded on the Commitment Date for the difference between the fair value of the Company’s common stock and the effective conversion price of the convertible debt or equity security. If the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible debt or equity security, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible debt or equity security. The amount allocated to the beneficial conversion feature is presented as a discount or reduction to the related debt security or as an immediate charge to earnings available to common shareholders for convertible preferred stock instruments that are convertible by the shareholders at any time.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method. Dilutive common stock equivalents are comprised of convertible preferred stock and options outstanding under the Company’s stock option plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	Three Months Ending March 31,
	2012	2013
	(Unaudited)
Convertible preferred stock outstanding	9,162,873	10,625,847
Common stock options	1,188,274	1,179,906
Total	10,351,147	11,805,753

In addition, the Notes (and related warrants) are potentially dilutive as they can be converted into shares of capital stock.  However, the number of shares varies based on the applicable price of the stock.  As indicated in Note 9, the Notes (and accrued interest) were automatically converted into 2,228,925 shares of common stock and the warrants were automatically net exercised into 549,301 shares of common stock in conjunction with the Company’s IPO in April 2013.

The following table summarizes the Company’s historical computation of basic and diluted net loss per share:

Net Loss per Share

	Three Months Ending March 31,
	2012	2013
	(Unaudited)
Numerator
Net loss	$(9,174,109)	$(6,253,233)
Less dividends on preferred stock, not declared	(909,394)	(1,094,324)
Net loss attributable to common stockholders	$(10,083,503)	$(7,347,557)
Denominator
Common shares outstanding	3,010,101	3,010,101
Less weighted average unvested common shares	(1,378,374)	(626,657)
Weighted average shares used to compute net loss per share	1,631,727	2,383,444
Net loss per share, basic and diluted	$(6.18)	$(3.08)

Although the common shares are legally outstanding, these shares are subject to vesting provisions and therefore the unvested shares are excluded from the basic earnings per share calculation.

Recent Accounting Standards

In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update to the comprehensive income guidance requires additional disclosure about the amounts reclassified out of Accumulated other comprehensive income, including disclosing the amounts that impact each line item in the Statement of Operations within a reporting period. This update enhances the disclosure requirements for amounts reclassified out of Accumulated other comprehensive income but will not impact the Company’s financial position, results of operations or cash flows. The Company adopted the new accounting guidance prospectively effective January 1, 2013.

In March 2013, the FASB issued ASU 2013-05, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard is effective for fiscal years beginning after December 15, 2013; however, early adoption is permitted. The Company does not expect adoption of this ASU to materially impact its consolidated financial statements.

3. Fair Value Measurements

ASC 820—Fair Value Measurements and Disclosures describes the fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1	Quoted prices in active markets for identical assets and liabilities. The Company’s Level 1 assets and liabilities consist of money market investments.
Level 2

Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities. The Company’s Level 2 assets and liabilities consist of secured convertible notes.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s Level 3 assets and liabilities consist of the warrant liability.

Fair Value on a Recurring Basis

Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3

Assets
Cash Equivalents	$1, 630,532	$—	$—

	Fair Value as of March 31, 2013
	Level 1	Level 2	Level 3
	(Unaudited)
Assets
Cash Equivalents	$13,036,027	$—	$—

	Fair Value as of March 31, 2013
	Level 1	Level 2	Level 3
	(Unaudited)
Liabilities
Secured Convertible Notes	—	$17,600,000	—
Warrants	—	—	4,394,500
Total liabilities	—	$17,600,000	$4,394,500

There were no transfers between Levels 1, 2, or 3 during 2012 or 2013.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2013.

Warrant Liability
Level 3 Liabilities
As of December 31, 2012	$—
Issuance of warrants	4,394,500
As of March 31, 2013	$4,394,500

Fair value of the warrant liability is estimated using an option-pricing model, which includes variables such as the expected volatility based on guidelines, public companies, the common stock value, and the estimated time to a liquidity event.  The significant assumptions used in preparing the option pricing model for valuing the Company’s warrants as of March 31, 2013 include (i) volatility 80%, (ii) risk free interest rate .05%, (iii) strike price $0.01, (iv) fair value of common shares, and (v) expected life .17 years.

4. Property and Equipment

	December 31,	March 31,
	2012	2013

Property and equipment:
Computer equipment	$39,554	$39,554
Furniture and fixtures	17,548	17,548
Construction in progress	—	1,432,748
Total property and equipment	$57,102	$1,489,850
Less accumulated depreciation	(35,126)	(38,543)
Property and equipment, net	$21,976	$1,451,307

The Company utilizes the straight-line method for depreciation, using two to five-year depreciable asset lives. Depreciation expense was not material for all periods presented.

5. Debt

Secured Convertible Notes and Warrants

In February 2013, the Company issued $17.6 million of the Notes.  The Notes represented obligations that must be settled with a variable number of shares and are thus accounted for as liabilities at fair value in accordance with ASC 480-10.  At March 31, 2013, the par value approximated fair value.  The Notes accrued interest at an annual rate of 8% and mature on February 15, 2014.  Upon completion of the Company’s IPO on April 16, 2013, the principal balance and all accrued and unpaid interest due on the Notes automatically converted into 2,228,925 shares of common stock.

In connection with the Notes, the Company issued warrants to purchase a number of shares of its capital stock equal to 25% of the principal amount of the Notes divided by the purchase price of the applicable equity securities at an exercise price of $0.01. Upon completion of the Company’s IPO on April 16, 2013, the warrants were automatically net exercised for 549,301 shares of common stock.

Loan and Security Agreement

On March 29, 2013, the Company entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. (“Hercules”), pursuant to which Hercules is providing the Company with a term loan facility of up to $12.5 million. The Company may draw down on the facility in two tranches of at least $5.0 million each commencing on March 29, 2013 and ending September 30, 2013. Under the terms of the loan and security agreement, the term loan will bear interest at a floating yearly rate equal to the higher of either (i) 9.50%, or (ii) the sum of (A) 9.50% plus (B) the prime rate as reported in the Wall Street Journal minus 3.25%. The loan is secured by all of the Company’s assets, excluding intellectual property. If the Company borrows any amounts under the facility, it will be required to make interest only payments through the end of 2013, which may be extended to July 1, 2014 if the Company receives, on or before January 1, 2014, net cash proceeds of at least $50.0 million from the issuance of equity securities or other net upfront payments from investors reasonably acceptable to Hercules (an “Equity Event”). Thereafter, the loan will be repaid in thirty equal monthly installments of principal and interest. All outstanding amounts, including principal and interest, are initially due and payable in full on July 1, 2016, which date will be extended to January 1, 2017 if the Company completes an Equity Event on or before January 1, 2014.  The Company completed such an Equity Event upon the consummation of its IPO on April 16, 2013. To date, the Company has not borrowed any amounts under the loan facility.

In connection with the loan and security agreement, the Company issued to Hercules, effective April 1, 2013, a warrant to purchase shares of the Company’s common stock initially equal to $500,000 (increasing to $625,000 if it draws down on the term loan facility) divided by 80% of the IPO per share price of the common stock , at an exercise price equal to 80% of the price per share of the common stock in the IPO. The warrant will expire upon the five-year anniversary of the IPO.  Based on the $8.00 price per share to the public in the Company’s April 2013 IPO, the warrant issued to Hercules is exercisable for 78,125 shares of common stock with a per share exercise price of $6.40.

The Company will account for the warrant as a liability and account for it at fair value. Subsequently, the warrant will be “marked-to-market” at each reporting date with a corresponding charge (credit) recognized in the Company’s Statements of Operations.

The Company capitalized deferred financing costs of approximately $278,000 in issuing the loan and security agreement, which are being amortized to interest expense over the term of the agreement.

6. Capital Structures—Common Stock

As of December 31, 2012 and March 31, 2013, the Company was authorized to issue 22,000,000 shares at a par value of $0.001 per share.

As of December 31, 2012 and March 31, 2013, the Company issued an aggregate of 3,010,101 shares of restricted common stock to its founders at a par value of $0.001 per share, of which 2,320,039 and 2,508,134 shares of common stock were vested and outstanding as of December 31, 2012 and March 31, 2013, respectively, and 690,062 and 501,967 shares remain unvested as of December 31, 2012 and March 31, 2013, respectively. The unvested shares of common stock will continue to vest following the IPO in connection with the founders’ continued service to the Company pursuant to the founders’ stock restriction agreements.

The voting, dividend, and liquidation rights of the holders of the common stock, as of December 31, 2012 and March 31, 2013, are subject to and qualified by the rights, powers, and preferences of the holders of the Preferred Stock. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

On March 29, 2013, the Company’s board of directors approved a 1-for-1.3953 reverse stock split of the Company’s common stock, which the Company effected on April 1, 2013. All share and per share amounts of common stock in the accompanying financial statements have been restated for all periods to give retroactive effect to the stock split. The shares of common stock retained a par value of $0.001 per share. Accordingly, the stockholders’ deficit reflects the reverse stock split by reclassifying from “common stock” to “Additional paid-in capital” in an amount equal to the par value of the decreased shares resulting from the reverse stock split.

7. Capital Structure—Convertible Preferred Stock

On February 28, 2011, the Company entered into a Series B Preferred Stock Purchase Agreement with various investors (“Series B Agreement”) which provided for the issuance of up to 10,131,879 shares of Series B preferred stock, par value $.001 per share, subject to various terms and conditions. On February 28, 2011, the Company issued 6,921,939 shares of Series B Preferred Stock at a per share price of $4.90. The total consideration for the Series B Preferred Stock consisted of the conversion of the Bridge Note payable of $2.5 million and related accrued interest of $84,444 into 520,418 shares of Series B Preferred Stock, the exercise of  related warrants of $625,000 for 127,581 shares of Series B Preferred Stock and the Company’s receipt of gross cash proceeds of $31.3 million for the balance of the Series B Preferred Stock. The terms of the Series B Agreement provided for additional tranches of preferred stock to be issued upon the achievement of a certain milestone by the Company or at any other time within ninety days of the original issuance (“additional closing”), as well as additional closings at the option of the holders (“optional closings”). On May 31, 2011, the Company had an additional closing for the sale of 51,033 shares of Series B Preferred Stock for gross cash proceeds of $250,003.

On December 22, 2011, the Series B Agreement was amended to remove the additional closing clause, to include three additional tranches of preferred shares to be issued upon certain milestones to be met by the Company and to amend the terms of the optional closing clauses. Further, on December 22, 2011, the Company issued 990,030 shares of Series B Preferred Stock for gross cash proceeds of $4.9 million.

On April 4, 2012, the Company completed the sale and third closing of 1,020,648 shares of Series B Preferred Stock for gross cash proceeds totaling $5.0 million.

On July 24, 2012, the Company completed an additional sale of 1,020,648 shares of Series B Preferred Stock for gross cash proceeds totaling $5.0 million. As such, as of December 31, 2012, all of the 10,131,879 shares of Series B Preferred Stock authorized for issuance under the Series B Agreement were outstanding.

Total issuance costs related to the Series B Preferred Stock issued during 2011 and 2012 were $230,126 and $15,026, respectively.

On November 13, 2009, the Company authorized the sale and issuance of up to 4,694,375 shares of Series A Preferred Stock. The Company completed the initial closing on that date for the sale of 1,564,791 shares of Series A Preferred Stock at a price per share of $1.38, with cash proceeds received totaling $2.1 million, which is net of issuance costs of $86,908.

During 2010, the Company completed the sale and second closing of 3,129,584 shares of Series A Preferred Stock for gross cash proceeds totaling $4.3 million. As such, as of December 31, 2011 and 2010, the Company had 4,694,375 shares of Series A Preferred Shares outstanding.

JAWZ II LLC invested in Series A Preferred Stock and Series B Preferred Stock at the issuance prices of $1.38 and

$4.90, respectively. James Wisler, the brother of Gerald Wisler (CEO), is manager of JAWZ II LLC.

Upon the closing of the Company’s IPO on April 16, 2013, all outstanding shares of the Company’s Series A and B preferred stock were converted into 10,625,847 shares of common stock.  Significant rights, restrictions, and preferences of the Series A Preferred Stock and Series B Preferred Stock, as of December 31, 2012 and March 31, 2013, are as follows:

Dividend Provisions

The holders of each outstanding share of Series A and B preferred stock are entitled to receive annual, cumulative dividends of 8% of the applicable Original Issuance Price of $1.38 and $4.90 per share, respectively (subject to appropriate adjustments in the event of any stock dividend, stock split, combination or other similar recapitalizations with respect to such shares) (the Accrued Dividends). Accruing Dividends shall accrue from day-to-day, whether or not declared, and shall be cumulative, provided except for in the event of a liquidation, such accruing dividends shall be payable, when and as declared by the Board of Directors, in preference to any distribution to the holders of the common stock. After payment of such dividends, any additional dividends or distributions shall be distributed among all holders of common stock and preferred stock in proportion to the number of shares of common stock that would be held by each such holder if all shares of preferred stock were converted to common stock. Through March 31, 2013, the Company had not declared any dividends. In the event of liquidation, the cumulative to date amount of dividends that could have been payable at March 31, 2013 was approximately $8.5 million.

Liquidation Preferences

In the event of a liquidation, dissolution, or winding-up of the affairs of the Company, including a change in control, the holders of each Series A and B share shall be entitled to receive the applicable Original Issuance Price per share, adjusted for any combinations or subdivisions with respect to such shares and, in addition, an amount equal to all declared but unpaid dividends prior and in preference to any distribution to the holders of the common stock. All remaining proceeds will be shared pro rata by the holders of the preferred and common stock on an as-converted basis until, with respect to each Series A and B of preferred stock, such holders shall have received an amount per share equal to $1.38 and $4.90, respectively, multiplied by the Original Issuance Price per share of preferred stock. Thereafter, if proceeds remain, the holders of the common stock shall receive the remaining proceeds pro rata based on the number of shares of common stock held by each. In any liquidating transaction, if proceeds received by this corporation or its shareholders are other than cash; its value will be deemed its fair market value.

Voting Rights

As long as any shares of Series A and B preferred shares are outstanding, the holders of such shares shall be entitled to each elect one director. The holders of Series A and B preferred and common stock, voting together as a single class, on an as-converted basis, shall be entitled to elect any remaining directors. On all other matters, each holder of Series A and B preferred shares shall have the right to vote for each share of common stock into which such preferred stock could then be converted.

Conversion Rights

Each share of Series A and B preferred stock is convertible, at the option of the shareholder at any time, into shares of common stock, subject to adjustments for certain dilutive events and calculated by dividing the Conversion Price into the per share Conversion Value. The initial per share conversion price of the Series A and B preferred stock is $1.38 and $4.90, respectively.

Beneficial Conversion

In connection with the issuance of the Series B Preferred stock on July 24, 2012, the Company recorded a beneficial conversion charge representing the difference between the conversion price and the fair value of the Company’s common stock as of the Commitment Date. The intrinsic value was in excess of the proceeds at the commitment date; therefore, the beneficial conversion charge was limited to the proceeds of approximately $5.0 million.

8. Licenses and Supply Agreement

On November 13, 2009, the Company entered into an exclusive worldwide license agreement with Chrysalis. The license provides the Company with patents and know-how to develop and commercialize Epanova for all human indications within a specified field of use with the opportunity to expand the license grant to include additional indications on approval by

Chrysalis. Under this agreement, the Company is required to make certain developmental and regulatory milestone payments as well as royalty payments upon commercialization. The potential developmental and regulatory milestones payments to be paid by the Company to Chrysalis that are associated with Epanova and the treatment of patients with very high triglycerides are approximately $9.5 million. The developmental and regulatory milestones associated with Epanova and the treatment of patients with high triglycerides are approximately $15.0 million. The developmental and worldwide regulatory milestone payments associated with Epanova and the treatment of atrial fibrillation, heart failure or cardiovascular indications for patients with type II diabetes total approximately $10.0 million. As of March 31, 2013, approximately $400,000 was paid by the Company as a result of the successful completion of a development milestone. In addition, the Company accrued $2.0 million as of December 31, 2012, related to the successful completion of its Phase III clinical trial.

For the first 15 years of commercial sales of Epanova the Company will be required to pay Chrysalis a tiered royalty on net sales of the product for the first 15 years of commercial sales of Epanova that ranges from approximately 7% to up to 12% based on net sales of the product. These royalties are subject to up to a 50% reduction upon certain events relating to the commercialization of competing generic products. This license, unless earlier terminated by mutual consent, shall remain in effect on a country-by-country basis until expiry of the royalty period.

The Company’s rights, with respect to this agreement, to develop and commercialize Epanova may terminate if the Company fails to meet certain development or commercialization requirements.

On March 27, 2013, the Company entered into Amendment No. 9 to the license agreement between the Company and Chrysalis (“Amendment No. 9”). As of December 31, 2012, the Company accrued $2.0 million related to the achievement of a development milestone based on the Company’s receipt of an invoice from Chrysalis for payment to be made in the second quarter of 2013. Amendment No. 9 provides that this $2.0 million development milestone will now be due and payable upon the initiation of an outcomes study for the reduction of high triglycerides. Because the Company has not initiated an outcomes study and is under no obligation to conduct such a study at this time, the milestone payment is no longer due to Chrysalis and the Company has reduced this liability as a reduction of research and development expenses on the Condensed Statements of Operations during the first quarter of 2013.

In March 2012, the Company entered into an agreement with Ocean Nutrition Canada Limited, or ONC, for the supply of bulk fish oil for Epanova. The agreement includes requirements for: (i) a one-time payment of $1.0 million due to ONC upon completion of FDA inspection of the site; (ii) a one-time payment of $500,000 due to ONC upon shipment into commerce of the first commercial product; and (iii) the Company to purchase a certain percentage of the Company’s bulk fish oil from ONC. The agreement is cancelable by the Company in the event the product does not receive regulatory approval or if the Company abandons commercialization due to market conditions.

In March 2012, the Company entered into an agreement with BioVectra Inc. for the manufacture of the active pharmaceutical ingredient, or API, for Epanova. The agreement includes requirements for: (i) construction of a 100 metric ton facility exclusively for the manufacture of the API for Epanova for an amount not to exceed $5.0 million (of which the Company has paid approximately $3.1 million as of March 31, 2013); and (ii) minimum annual purchase commitments. The agreement is cancelable by the Company in the event the product does not receive regulatory approval or if the Company abandons commercialization due to market conditions. As of March 31, 2013, the Company has capitalized construction in progress of approximately $1.4 million.

In February 2013, the Company entered into a long-term exclusive agreement for the supply of bulk fish oil and the manufacture of API for Epanova. The agreement is cancellable by the Company in the event Epanova does not receive regulatory approval or if the Company decides not to commercialize Epanova within 12 months post regulatory approval. The Company is obliged to pay certain development fees which are creditable against future purchases of product.

9. Subsequent Events

The following events occurred subsequent to March 31, 2013.

Reverse Stock Split

On April 1, 2013 the Company effected a 1-for-1.3953 reverse stock split of its common stock.  All references in these financial statements and accompanying notes to shares of common stock or per share amounts related to common stock are reflective of the reverse split for all periods reported.

Hercules Warrant

In connection with the loan and security agreement entered into with Hercules on March 29, 2013, the Company issued to Hercules, effective April 1, 2013, a warrant to purchase shares of the Company’s common stock initially equal to $500,000 (increasing to $625,000 if it draws down on the term loan facility) divided by 80% of the IPO per share price of the common stock, at an exercise price equal to 80% of the price per share of the common stock in the IPO. The warrant will expire upon the five-year anniversary of the IPO.  Based on the $8.00 price per share to the public in the Company’s April 2013 IPO, the warrant issued to Hercules is exercisable for 78,125 shares of common stock with a per share exercise price of $6.40.

Initial Public Offering

On April 16, 2013, the Company completed the IPO of its common stock pursuant to a registration statement on Form S-1.  In the IPO, the Company sold an aggregate of 8,000,000 shares of common stock under the registration statement at a public offering price of $8.00 per share. Net proceeds were approximately $57.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.  Upon the closing of the IPO, all outstanding shares of the Company’s Series A and B preferred stock were converted into 10,625,847 shares of common stock.  Additionally, 2,228,925 shares of common stock were issued upon the conversion of all outstanding principal and interest accrued on the Notes and 549,301 shares of common stock were issued upon the automatic net exercise of outstanding warrants to purchase capital stock.

Merger Agreement

On May 27, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Zeneca, Inc., a Delaware corporation (“Parent”), and KAFA Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Subsidiary”). The Merger Agreement provides for the merger of Merger Subsidiary with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent (the “Merger”).  Parent and Merger Subsidiary are affiliates of AstraZeneca PLC.

The Merger Agreement provides that each outstanding share of the Company’s common stock will be converted into the right to receive $12.70 in cash, without interest, less any applicable withholding taxes (the “Cash Consideration”), plus one contractual contingent value right (“CVR”), which represents the right to receive contingent payments of up to approximately $4.70 in cash in the aggregate, without interest, less any applicable withholding taxes, if specified milestones are achieved within agreed upon time periods (the “Contingent Consideration”), subject to and in accordance with the terms and conditions of the Contingent Value Rights Agreement. The Company expects this transaction to close, subject to customary conditions, in the third quarter of 2013. Some of the customary conditions to closing include obtaining the approval of the holders of a majority of the outstanding shares of the Company’s common stock and the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

The Merger Agreement provides for customary provisions that prohibit the Company from soliciting other offers.

In connection with the entry into the Merger Agreement, one of the Company’s directors and its Chief Executive Officer, Gerald L. Wisler, one of the Company’s executive officers, Michael H. Davidson, M.D., certain investment funds affiliated with Sofinnova Capital VI FCPR, and certain investment funds affiliated with New Enterprise Associates (collectively, the “Voting Stockholders”), entered into voting agreements with Parent (the “Voting Agreements”). Pursuant to the Voting Agreements, the Voting Stockholders agreed to vote their shares of the Company’s common stock in favor of the Merger. The Voting Stockholders together own more than 50% of the outstanding shares of common stock. Accordingly, unless the Voting Agreements are terminated, the Voting Stockholders will vote their shares of common stock in favor of the Merger Agreement and the Merger will be approved.

The Company intends to file with the SEC and mail to its stockholders a proxy statement and other relevant materials in connection with the proposed transaction.  The material terms of the Merger Agreement, including the conditions thereto, will be described in a subsequent filing on Form 8-K.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The interim financial statements included in this report and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2012, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our prospectus dated April 11, 2013 filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission on April 12, 2013(the “IPO Prospectus”).  In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These forward-looking statements may include declarations regarding the Company’s belief or current expectations of management, such as statements including the words “budgeted,” “anticipate,” “project,” “estimate,” “expect,” “may,” “believe,” “potential,” and similar statements or expressions are intended to be among the statements that are forward-looking statements.  As such statements reflect the reality of risk and uncertainty that is inherent in the Company’s business, actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Risk Factors” section of the Registration Statement and elsewhere in this report as well as in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of new therapies for abnormalities in blood lipids, referred to as dyslipidemia, and the treatment of cardiovascular disease. Epanova, currently our sole product candidate, is a novel, late-stage, omega-3 free fatty acid composition that meaningfully reduces triglycerides, improves other key lipid parameters and is expected to increase patient convenience with 2-gram once-a-day dosing with or without meals. Epanova is a coated soft gelatin capsule containing a complex mixture of polyunsaturated free fatty acids derived from fish oils, including multiple long-chain omega-3 and omega-6 fatty acids, with eicosapentaenoic acid, or EPA, docosahexaenoic acid, or DHA, and docosapentaenoic acid being the most abundant forms of omega-3 fatty acids. We have completed pharmacokinetic and Phase III clinical studies to investigate the safety and efficacy profile of Epanova. In 2012 we reported positive results from our Phase III EVOLVE and ESPRIT trials, both of which were conducted under Special Protocol Assessment, or SPA, agreements with the U.S. Food and Drug Administration, or FDA. Based on our clinical experience to date, we expect to submit a New Drug Application, or NDA, with the FDA in mid-2013 to commercialize Epanova in the United States for the treatment of patients with triglyceride levels greater than or equal to 500 mg/dL, or severe hypertriglyceridemia. We expect to build a U.S.-based sales and marketing infrastructure to support a launch of Epanova in patients with severe hypertriglyceridemia and anticipate to initially target specialists, cardiologists and primary care physicians who are the top prescribers of lipid-regulating therapies.

We own exclusive worldwide rights to develop and commercialize Epanova through a licensing agreement with Chrysalis Pharma AG, or Chrysalis. Epanova is currently protected by issued patents that we license from Chrysalis that run until at least 2025, and by pending patent applications, including applications that we jointly own with Chrysalis, that run to 2033 in the United States and other major pharmaceutical markets. In addition, we believe Epanova may also be eligible to obtain new chemical entity, or NCE, status from the FDA, which could provide up to five years of marketing exclusivity for Epanova. One of the issued U.S. patents protecting Epanova as of the date of NDA approval may also be eligible for patent term extension for a period of up to five years. Analogous patent term extension and regulatory exclusivity may be available in Europe and various other major pharmaceutical markets. Epanova is delivered in a patent-protected capsule, with a patent-protected coating designed to maximize bioavailability and tolerability.

After commercially launching Epanova in the severe hypertriglyceridemia indication, we will consider pursuing the development and commercialization of Epanova in combination with statins as a therapy for non-HDL-C and triglyceride reduction in high cardiovascular risk patients with high triglycerides, as well as other indications. Under the SPA for our ESPRIT study, we are able to submit a supplemental NDA for an indication for Epanova for the reduction of non-HDL-C and triglycerides in patients with high triglycerides in combination with statin therapy after we obtain approval for Epanova for patients with severe hypertriglyceridemia and are substantially underway with a cardiovascular outcomes study. While we do not intend to immediately pursue such an outcomes study and, therefore, be able to submit a supplemental NDA for this indication, we will review our strategy with respect to this second indication in light of Epanova’s commercial success in severe hypertriglyceridemia and our ability to find a suitable partner to enter into a development and commercial collaboration.

Since our inception in 2008, we have devoted substantially all of our resources to developing Epanova, building our intellectual property portfolio, developing the supply chain, business planning, raising capital, and providing general and administrative support for these operations. To date, we have funded our operations primarily through sales of convertible preferred stock and secured convertible notes. From inception through March 31, 2013, we have received net proceeds of $72.4 million from such sales.

In April 2013, we completed the initial public offering (IPO) of our common stock pursuant to a registration statement on Form S-1.  In the IPO, we sold an aggregate of 8,000,000 shares of common stock under the registration statement at a public offering price of $8.00 per share. Net proceeds were approximately $57.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.  Upon the closing of the IPO, all outstanding shares of our preferred stock were converted into 10,625,847 shares of common stock.  Additionally, 2,228,925 shares of common stock were issued upon the conversion of all outstanding principal and interest accrued on our secured convertible notes, and 549,301 shares of common stock were issued upon the automatic net exercise of outstanding warrants to purchase capital stock.

We are a development stage company and have not generated any revenues. We have never been profitable and, from inception to March 31, 2013, our losses from operations have been $60.7 million. Our net loss was $6.3 million and $9.2 million for the three months ended March 31, 2013 and 2012, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities to seek regulatory approval and commercialization of Epanova.  Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

On April 1, 2013, we effected a 1-for-1.3953 reverse stock split of our common stock.  All references in Form 10-Q to shares of common stock or per share amounts related to common stock are reflective of the reverse split for all periods reported.

Critical Accounting Policies and the Use of Estimates

A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States applicable to interim financial reporting requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. There were no significant changes in critical accounting policies from those at December 31, 2012 except for the addition of the warrant liability (see Note 2 to the financial statements for further information). During the three months ended March 31, 2013, we consistently applied the critical accounting policies discussed in the IPO Prospectus, which contained our financial statements for the years ended December 31, 2011 and 2012.  For a complete discussion regarding these critical accounting policies, refer to the IPO Prospectus.

Financial Operations Overview

Revenue

To date, we have not generated any revenues. In the future, we may generate revenue from the sales of Epanova. If we fail to complete the development of Epanova, our ability to generate future revenue, and our results of operations and financial position, will be adversely affected.

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of Epanova, which include:

•                  employee-related expenses, including salaries and stock-based compensation expense;

•                  expenses incurred under agreements with CROs and investigative sites that conduct our clinical trials;

•                  the cost of acquiring, developing and manufacturing clinical trial materials; and

•                  costs associated with clinical activities and regulatory operations.

Research and development costs are expensed as incurred. Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors.

The table below summarizes our direct research and development expenses by program for the periods indicated. Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs, in connection with our clinical trials. We have been developing Epanova and typically use our employee and infrastructure resources across multiple research and development programs. We do not allocate costs related to acquiring and manufacturing clinical trial materials, salaries, stock-based compensation, employee benefit, or other indirect costs related to our research and development function to specific programs. Those expenses are included in “Other” in the table below.

	Three Months Ended March 31,
	2012	2013
	(Unaudited)
	(In thousands)
Direct research and development expense by program
EVOLVE	$1,802	$55
ESPRIT	2,792	—
Preclinical	360	256
Other	3,095	46
Total research & development	$8,049	$357

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2013

	Three Months Ended
	March 31,		Increase
	2012	2013	(Decrease)
	(Unaudited)
	(In thousands)
Expenses:
Research and development	$8,049	$357	$(7,692)
General and administrative	1,131	1,325	194
Operating loss	(9,180)	(1,682)	(7,498)
Other income (expense):
Interest expense, net	—	(4,574)	4,574
Other income	6	3	(3)
Net loss	$(9,174)	$(6,253)	$(2,921)

Research and development expenses.  Research and development expense for the three months ended March 31, 2013 was $0.4 million, compared to $8.0 million for the three months ended March 31, 2012, a decrease of $7.7 million.  In December 2012, we accrued $2.0 million related to the achievement of a development milestone based upon our receipt of an invoice from Chrysalis for payment to be made in the second quarter of 2013. However, in March 2013, we and Chrysalis amended our license agreement such that this $2.0 million development milestone will now be due and payable upon the initiation of an outcomes study for the reduction of high triglycerides. Because we have not initiated an outcomes study and are under no obligation to conduct such a study at this time and the milestone payment is no longer due to Chrysalis, we reduced this liability during the first quarter of 2013. Excluding the effect of the reversal of the $2.0 million accrual, research and development expense decreased $5.7 million, primarily due to the completion of the EVOLVE and ESPRIT studies in 2012.

General and administrative expenses.  General and administrative expenses for the three months ended March 31, 2013 was $1.3 million, compared to $1.1 million for the three months ended March 31, 2012, an increase of $0.2 million. The increase in general and administrative expense was primarily attributable to legal and consulting fees required for intellectual property filings.

Interest expense, net.  Interest expense for the three months ended March 31, 2013 was $4.6 million compared to $0 for the three months ended March 31, 2012, an increase of $4.6 million. This increase represents the charge associated with recording the warrants issued in conjunction with the secured convertible notes at fair value, as well as accrued interest on the notes.

Other income.  Other income for the three months ended March 31, 2013 was $2,786 compared to $6,066 for the three months ended March 31, 2012, a decrease of $3,280. Interest income was related to interest earned on our cash and cash equivalents and short-term investments. The decrease was due primarily to a lower average short-term investment balances.

Liquidity and Capital Resources

We have funded our operations since inception through private placements of our common stock, issuance of convertible preferred stock and secured convertible notes and to a limited extent, short-term loans and government grants. As of March 31, 2013, we have raised a total of $72.4 million from sales of our equity securities.

At March 31, 2013, we had cash and cash equivalents and short-term investments totaling $14.4 million. We invest our cash equivalents and short-term investments in highly liquid, interest-bearing investment-grade and government securities in order to preserve principal.

In April 2013, we completed our IPO pursuant to a registration statement on Form S-1.  In the IPO, we sold an aggregate of 8,000,000 shares of common stock under the registration statement at a public offering price of $8.00 per share.  Net proceeds were approximately $57.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2012	2013
	(Unaudited)
	(In thousands)
Cash used in operating activities	$(11,124)	$(3,949)
Cash provided by (used in) investing activities	$4,198	(1,433)
Cash provided by (used in) financing activities	$(10)	$17,298
Net increase (decrease) in cash and cash equivalents	$(6,936)	$11,916

Operating Activities

We have incurred significant costs in the area of research and development, including CRO fees, manufacturing, regulatory and other clinical trial costs, as our product was being developed. As we are preparing the NDA for Epanova, we will have increased development costs as well as costs to validate the manufacturing process at our suppliers and build inventory for commercial launch. However, with the wind down of our Phase III studies, clinical development expenses are expected to decline. We also expect our general and administrative expenses to increase as we expand our administrative and business development activities and prepare for commercial launch. The decrease in cash used in operating activities for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily due to the completion of the EVOLVE and ESPRIT studies in 2012.

Investing Activities

Investing activities include primarily net purchases of marketable securities with the proceeds received from our issuances of convertible preferred stock. It also includes expenditures for any property, plant and equipment and related costs.

The decrease of $5.6 million in cash provided by investing activities for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, results from lower net sales/maturities of short-term investments to fund operations and increased costs in connection with the construction of the 100 metric ton manufacturing facility at BioVectra.

Financing Activities

Cash provided by financing activities in 2013 are due primarily to the issuance of secured convertible notes for net proceeds of $17.6 million.

February 2013 Note and Warrant Issuance

In February 2013, we issued $17.6 million of secured convertible notes to certain existing and other accredited investors for cash. The notes accrued interest at an annual rate of 8% and mature on February 15, 2014.  Upon completion of our IPO on April 16, 2013, the principal balance and all accrued and unpaid interest due on the notes converted into 2,228,925 shares of common stock.

In connection with the notes, we issued warrants to purchase an amount of shares of our capital stock up to 25% of the principal amount of the notes divided by the purchase price of the applicable equity securities at an exercise price of $0.01. Upon completion of our IPO on April 16, 2013, the warrants were automatically net exercised for 549,301 shares of common stock.

March 2013 Loan Agreement

In March 2013, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules, pursuant to which Hercules is providing us with a term loan facility of up to $12.5 million. We may draw down on the facility in two tranches of at least $5.0 million each commencing on March 29, 2013 and ending September 30, 2013. Under the terms of the loan and security agreement, the term loan will bear interest at a floating yearly rate equal to the higher of either (i) 9.50%, or (ii) the sum of (A) 9.50% plus (B) the prime rate as reported in the Wall Street Journal minus 3.25%. The loan is secured by all of our assets, excluding intellectual property. If we borrow any amounts under the facility, we will be required to make interest only payments through the end of 2013, which may be extended to July 1, 2014 if we receive, on or before January 1, 2014, net cash proceeds of at least $50.0 million from the issuance of equity securities or other net upfront payments from investors reasonably acceptable to Hercules, referred to as an Equity Event under the loan and security agreement. Thereafter, the loan will be repaid in thirty equal monthly installments of principal and interest. All outstanding amounts, including principal and interest, is due and payable in full on July 1, 2016, which will be extended to January 1, 2017 if we complete an Equity Event on or before January 1, 2014.  We completed such an Equity Event upon the consummation of our IPO on April 16, 2013. As of March 31, 2013, we have not borrowed any amounts under the loan facility.

In connection with the loan and security agreement, we issued to Hercules, effective April 1, 2013, a warrant to purchase a number of shares of our common stock initially equal to 78,125 shares of common stock (which will increase to 97,656 shares if we draw down on the term loan facility) at an exercise price of $6.40 per share, based on the IPO price per share of $8.00. The warrant will expire upon the five—year anniversary of our IPO.

Funding Requirements and Other Liquidity Matters

Epanova is still in clinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•                  seek marketing approval for Epanova for the currently planned or any additional indication;

•                  continue plant expansion activities at BioVectra;

•                  establish a sales and marketing infrastructure to commercialize Epanova in the United States;

•                  seek to identify additional indications for Epanova;

•                  maintain, leverage and expand our intellectual property portfolio;

•                  acquire or in-license other products and technologies; and

•                  add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

We expect that the net proceeds from the IPO, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditures requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of Epanova, and the extent to which we may enter into collaborations with pharmaceutical partners for development and commercialization of Epanova, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of Epanova. Our future capital requirements will depend on many factors, including:

•                  the costs, timing and outcome of regulatory review of Epanova;

•                  the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for Epanova;

•                  the revenue, if any, received from commercial sales of Epanova;

•                  the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•                  the extent to which we acquire or in-license other products and technologies; and

•                  our ability to establish any future collaboration arrangements on favorable terms, if at all.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or Epanova or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market Epanova that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2013 that will affect our future liquidity:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating leases	$346	$208	$138	—	—
Construction commitment	1,762	1,762	—	—	—
Development commitment	400	400	—	—	—
Convertible Notes	17,600	17,600	—	—	—
Interest on Convertible Notes	1,232	1,232	—	—	—
Total	$21,340	$21,202	$138	—	—

In November 2009, we entered into an exclusive license agreement with PVT Polyver Trust AG (now known as Chrysalis Pharma AG), as successor-in-interest to Tillotts Pharma AG, to develop and commercialize Epanova. Under the license agreement with Chrysalis, we retain the worldwide rights to Epanova and are subject to certain developmental and regulatory milestone payments as well as royalty payments upon commercialization. The developmental and worldwide regulatory milestone payments associated with Epanova and the treatment of patients with severe hypertriglyceridemia total approximately $9.5 million. The developmental and worldwide regulatory milestone payments associated with Epanova and the treatment of patients with high triglycerides total approximately $15.0 million. The developmental and worldwide regulatory milestone payments associated with Epanova and the treatment of atrial fibrillation, heart failure or cardiovascular indications for patients with type II diabetes total approximately $10.0 million. We are also required to pay Chrysalis a tiered royalty for the first 15 years of commercial sales of Epanova that ranges from approximately 7% to up to 12% based on net sales of the product. These royalties are subject to up to a 50% reduction upon certain events relating to the commercialization of competing generic products. As of December 31, 2012, we have paid approximately $400,000 as a result of the completion of a development milestone. In addition, we accrued $2.0 million as of December 31, 2012 related to the achievement of a development milestone and upon our receipt of an invoice from Chrysalis for payment to be made in the second quarter of 2013. However, in March 2013, we and Chrysalis amended our license agreement such that this $2.0 million development milestone will now be due and payable upon the initiation of an outcomes study for the reduction of high triglycerides.  Because we have not initiated an outcomes study and are under no obligation to conduct such a study at this time and the milestone payment is no longer due to Chrysalis, we will reduce this liability during the first quarter of 2013. The remaining milestones are not included in the table above since we were unable to estimate the timing or likelihood of us achieving such milestones.

In March 2012, we entered into an agreement with Ocean Nutrition Canada Limited, or ONC, for the supply of bulk fish oil for Epanova. The agreement includes requirements for: (i) a one-time  payment of $1.0 million due to ONC upon completion of FDA inspection of the site; (ii) a one-time payment of $500,000 due to ONC upon shipment into commerce of the first commercial product; and (iii) us to purchase a certain percentage of our bulk fish oil from ONC. The amount included in item (i) is not included in the table above since we were unable to estimate the timing or likelihood of ONC achieving the milestone. The agreement is cancelable by us in the event the product does not receive regulatory approval or if we abandon commercialization due to market conditions and, therefore, items (ii) and (iii) are not included in the table above.

In March 2012, we entered into an agreement with BioVectra Inc. for the manufacture of the active pharmaceutical ingredient, or API, for Epanova. The agreement includes requirements for: (i) construction of a 100 metric ton facility exclusively for the manufacture of the API for Epanova for an amount not to exceed $5.0 million (of which we have paid approximately $3.1 million as of March 31, 2013); and (ii) minimum annual purchase commitments. We have included $1.8 million in the table above for the remaining estimated costs to complete construction described in item (i) since it is reasonably likely we will incur the expenditure. The agreement is cancelable by us in the event the product does not receive regulatory approval or if we abandon commercialization due to market conditions and, therefore, item (ii) is not included in the table above.

In February 2013, we entered into an agreement with Croda Europe Limited for the supply of API for Epanova. The agreement includes requirements for: (i) payment of development fees of $800,000 in 2013 and (ii) minimum annual purchase commitments of product required for commercialization. We have included $0.4 million in the table above for the remaining estimated development fees, since it is reasonably likely we will incur the expenditure. The agreement is cancelable by us in the event the product does not receive regulatory approval or if we abandon commercialization within 12 months of regulatory approval and, therefore, item (ii) is not included in the table above.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that are not required to be reflected on our balance sheets.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

Our cash and cash equivalents as of March 31, 2013 consisted primarily of cash and money market accounts. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not have any foreign currency or other derivative financial instruments.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In conducting such evaluation, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II — OTHER INFORMATION

Item 1.       Legal Proceedings

From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. We are not currently party to any material legal proceedings.

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider all the risk factors and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes, before deciding whether to invest in our common stock. If any of the following risks were to materialize, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. The trading price of our common stock could decline as a result of any of these risks, and you could lose part or even all of your investment in our common stock.

Risks Related to Product Development, Regulatory Approval and Commercialization

We depend entirely on the success of Epanova, which is still in clinical development. If we are unable to generate revenues from Epanova in any indication, our ability to create shareholder value will be limited.

We have no drug products that have been approved by the U.S. Food and Drug Administration, or FDA. Our only product candidate is Epanova, for which we have not yet filed a New Drug Application, or NDA, and for which we must still complete development activities and seek and receive regulatory approval prior to commercial launch. We do not have any other product candidates in development; therefore our business currently depends entirely on the successful development, regulatory approval and commercialization of Epanova, which may never occur.

We have invested, and expect to continue to invest, a significant portion of our time and financial resources in the development of Epanova in an initial indication as an adjunct therapy to low-fat diet for patients with triglyceride levels greater than or equal to 500 mg/dL, or severe hypertriglyceridemia, for which we have completed one Phase III clinical trial, our EVOLVE Phase III study. The FDA has confirmed via a Special Protocol Assessment, or SPA, agreement that the design and size of this single study is adequate to support regulatory approval on the basis of effectiveness for patients with severe hypertriglyceridemia. The FDA’s agreement to an SPA is binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining the safety or effectiveness of the product after clinical studies begin, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA. There is no guarantee that a study will ultimately be adequate to support an approval even if the study is subject to an SPA. After commercially launching Epanova in the severe hypertriglyceridemia indication, we will consider pursuing the development and commercialization of

Epanova in combination with statins as a therapy for non-HDL-Cholesterol, or non-HDL-C, and triglyceride reduction in high cardiovascular risk patients with levels of triglycerides above 200 mg/dL and less than 500 mg/dL, or high triglycerides, as well as other indications.

We note that most drug candidates never reach the clinical development stage and even those that do reach clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval. If we are unable to commercialize Epanova in one or more indications, our ability to create long-term shareholder value will be limited.

In addition, if there is not adequate demand for Epanova or the market for Epanova develops less rapidly than we anticipate, we may not have the ability to shift our resources to the development of alternative products. As a result, the limited range of products we intend to develop, currently only Epanova, could constrain our ability to generate revenues and achieve profitability.

If we are not able to obtain required regulatory approvals for Epanova, we will not be able to commercialize our only product candidate and our ability to generate revenue will be limited.

The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, pricing, export, import and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market Epanova in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. In the United States, the FDA generally requires the completion of preclinical testing and clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before an NDA is approved. Regulatory authorities in other jurisdictions impose similar requirements. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization. We have not submitted an NDA to the FDA or comparable applications to other regulatory authorities. If our development efforts for Epanova, including regulatory approval, are not successful for its planned indications, or if adequate demand for Epanova is not generated, our business will be materially adversely affected.

Our success depends on the receipt of regulatory approval and the issuance of such approvals is uncertain and subject to a number of risks, including the following:

•                  the FDA or comparable foreign regulatory authorities or institutional review boards, or IRBs, may disagree with the design or implementation of our clinical trials;

•                  we may not be able to provide acceptable evidence of Epanova’s safety and efficacy;

•                  the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA, European Medicines Agency, or EMA, or other regulatory agencies for marketing approval;

•                  the dosing of Epanova in a particular clinical trial may not be at an optimal level;

•                  patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to Epanova;

•                  the data collected from clinical trials may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

•                  the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•                  the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

We cannot guarantee that regulators will agree with our assessment of the results of the clinical trials we have conducted to date or that any future trials will be successful. The FDA, EMA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional clinical trials, or preclinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate.

We have not submitted an NDA or received regulatory approval to market Epanova in any jurisdiction. We have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third party contract research organizations, or CROs, with expertise in this area to assist us in this process. Securing FDA approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish a product candidate’s safety and efficacy for each indication. Epanova may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use with respect to one or all intended indications.

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon, among other things, the type, complexity and novelty of the product candidates involved, the jurisdiction in which regulatory approval is sought and the substantial discretion of the regulatory authorities. Changes in the regulatory approval policy during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for a submitted product application may cause delays in the approval or rejection of an application. Regulatory approval obtained in one jurisdiction does not necessarily mean that a product candidate will receive regulatory approval in all jurisdictions in which we may seek approval, but the failure to obtain approval in one jurisdiction may negatively impact our ability to seek approval in a different jurisdiction. Failure to obtain regulatory marketing approval for Epanova in any indication will prevent us from commercializing the product candidate, and our ability to generate revenue will be materially impaired.

Our SPA agreements with the FDA do not guarantee FDA approval of Epanova for the proposed indications.

An SPA agreement is an evaluation by the FDA of a protocol with the goal of reaching an agreement that the Phase III trial protocol design, clinical endpoints and statistical analyses are acceptable to support regulatory approval of the drug product candidate with respect to effectiveness for the indication studied. Our EVOLVE Phase III trial was conducted under an SPA with the FDA. Our ESPRIT Phase III trial was also conducted under an SPA with the FDA. The FDA agreed that, based on the information we submitted to the agency, the design and planned analysis of these trials are adequate to support use of the studies as the primary basis for approval with respect to effectiveness for the indications studied. An SPA is generally binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining safety or efficacy after the study begins, public health concerns emerge that were unrecognized at the time of the protocol assessment, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA. There is no assurance that the FDA will not identify a scientific issue and deem either or both of our SPAs no longer binding. Moreover, any change to a study protocol after agreement with the FDA is reached can invalidate an SPA. If the FDA does not consider the applicable SPA to be binding during its review of our regulatory approval applications, or if the FDA determines that we did not follow the protocols that are subject to SPAs, the agency could assert that additional studies or data are required to support approval of the application.

Epanova is our only product candidate in development. If we fail to successfully commercialize Epanova, we may need to acquire additional product candidates and our business may be adversely affected.

We have never commercialized any product candidates and do not have any other compounds in clinical testing, pre-clinical testing, lead optimization or lead identification stages beyond Epanova. We cannot be certain that Epanova will prove to be sufficiently effective and safe to meet applicable regulatory standards for any indication. If we fail to successfully commercialize Epanova as a treatment for severe hypertriglyceridemia, high triglycerides or any other indication, whether as a stand-alone therapy or in combination with other treatments, our business would be adversely affected. If this occurs, we may seek out opportunities to discover, develop, acquire or license additional promising product candidates or drug compounds to expand our product candidate pipeline beyond Epanova; however, this would constitute a significant change in our strategy and would likely require substantial additional capital. We would also be exposed to numerous additional risks related to our ability to identify, select and acquire the right product candidates and products on terms that are acceptable to us, and there is no guarantee that we would be successful in these efforts.

Even if we receive regulatory approval for Epanova, we still may not be able to successfully commercialize it and the revenue that we generate from its sales, if any, may be limited.

The commercial success of Epanova in any indication for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon its acceptance by the medical community, including physicians, patients and health care payors. The degree of market acceptance of Epanova will depend on a number of factors, including:

•                  demonstration of clinical safety and efficacy of prescription omega-3 products generally;

•                  relative convenience, pill burden and ease of administration;

•                  the prevalence and severity of any adverse effects;

•                  the willingness of physicians to prescribe Epanova and of the target patient population to try new therapies;

•                  efficacy of Epanova compared to competing products, including Lovaza, Vascepa and omega-3 dietary supplements;

•                  the introduction of any new products, including generic prescription omega-3 products, that may in the future become available to treat indications for which Epanova may be approved;

•                  new procedures or methods of treatment that may reduce the incidences of any of the indications in which Epanova may show utility;

•                  pricing and cost-effectiveness;

•                  the inclusion of prescription omega-3 products in applicable treatment guidelines;

•                  the effectiveness of our or any future collaborators’ sales and marketing strategies;

•                  limitations or warnings contained in FDA-approved labeling;

•                  our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors; and

•                  the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement.

In addition, even if we obtain regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize Epanova successfully. For example, if the approval process takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render Epanova not commercially viable. For example, regulatory authorities may approve Epanova for fewer or more limited indications than we request, may not approve the price we intend to charge for Epanova, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve Epanova with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that indication. Any of the foregoing scenarios could materially harm the commercial prospects for Epanova.

If Epanova is approved, but does not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue and we may not be able to achieve or sustain profitability. Our efforts to educate the medical community and third-party payors on the benefits of Epanova may require significant resources and may never be successful. Even if we are able to demonstrate and maintain a competitive advantage over our competitors, if the market for prescription omega-3 treatments fails to achieve expected future growth or decreases, we may not generate sufficient revenue.

We currently have no sales and marketing organization. If we are unable to establish satisfactory sales and marketing capabilities, we may not succeed in commercializing Epanova.

At present, we have no sales personnel and a limited number of marketing personnel. We do not intend to begin to hire additional marketing personnel until the time of NDA submission and to establish our own sales organization in the United States until shortly prior to FDA approval of Epanova. Therefore, at the time of our anticipated commercial launch of Epanova, assuming regulatory approval of the drug by the FDA, our sales and marketing team will have worked together for only a limited period of time. We cannot guarantee that we will be successful in marketing Epanova in the United States.

We may not be able to establish a direct sales force in a cost-effective manner or realize a positive return on this investment. In addition, we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize Epanova in the United States without strategic partners or licensees include:

•                  our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•                  the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe Epanova;

•                  the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•                  unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure or if we do not successfully enter into appropriate collaboration arrangements, we will have difficulty commercializing Epanova, which would adversely affect our business, operating results and financial condition.

Outside the United States, where we intend to commercialize Epanova by entering into collaboration agreements with pharmaceutical partners, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties.

We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors in a number of jurisdictions, many of which have substantially greater name recognition, commercial infrastructures and financial, technical and personnel resources than we have. Established competitors may invest heavily to quickly discover and develop novel compounds that could make Epanova obsolete or uneconomical. Any new product that competes with an approved product may need to demonstrate compelling advantages in efficacy, convenience, tolerability and safety to be commercially successful. Other competitive factors, including generic competition, could force us to lower prices or could result in reduced sales. In addition, new products developed by others could emerge as competitors to Epanova. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

Our potential competitors both in the United States and Europe include large, well-established pharmaceutical companies, specialty pharmaceutical sales and marketing companies and specialized cardiovascular treatment companies. These companies include GlaxoSmithKline plc, which currently markets Lovaza, a prescription omega-3 fatty acid indicated for patients with severe hypertriglyceridemia, and Abbott Laboratories, which currently markets Tricor and Trilipix (both fibrates) and Niaspan (niacin) for the treatment of high triglycerides and severe hypertriglyceridemia. In March 2011, Pronova BioPharma Norge AS, which owns the patents for Lovaza, entered into an agreement with Apotex Corp. and Apotex Inc. to settle their patent litigation related to Lovaza in the United States. Pursuant to the terms of the settlement agreement, Pronova granted Apotex a license to enter the U.S. market with a generic version of Lovaza in the first quarter of 2015, or earlier depending on circumstances. Generic versions of Lovaza from Apotex or other companies, if available, will also create greater market competition for our product. Amarin Corporation currently markets Vascepa, an ethyl-ester form of EPA, for the treatment of patients with severe hypertriglyceridemia.

Other companies are also developing products that, if approved, will compete directly with Epanova. These companies that are in various stages of clinical development with omega-3 prescription therapies for the treatment of high triglycerides include Trygg Pharma AS (Phase III), Acasti Pharma Inc., a subsidiary of Neptune Technologies and Bioressources Inc. (Phase II), Resolvyx Pharmaceuticals, Inc. (Phase I) and Catabasis Pharmaceuticals, Inc. (Phase I).

Epanova is designed to be a prescription-only omega-3 free fatty acid. Omega-3 fatty acids are also marketed by other companies as dietary supplements, which, unlike drugs, are not subject to FDA approval and therefore do not require a prescription and are not subject to pharmaceutical manufacturing standards. As a result, Epanova, if approved, would be subject to competition from products for which no prescription is required.

If approved by the regulatory authorities, Epanova will be a prescription-only omega-3 free fatty acid. Mixtures of omega-3 fatty acids are naturally occurring substances in various foods, including fatty fish. Omega-3 fatty acids are also marketed by others as dietary supplements. Dietary supplements may generally be marketed without a lengthy FDA premarket review and approval process and are not subject to prescription. However, unlike prescription drug products, manufacturers of dietary supplements may not make therapeutic claims for their products; dietary supplements may be marketed with claims describing how the product affects the structure or function of the body without premarket approval, but may not expressly or implicitly represent that the dietary supplement will diagnose, cure, mitigate, treat, or prevent disease. We believe the pharmaceutical-grade purity of Epanova has a superior therapeutic profile to naturally occurring omega-3 fatty acids and the omega-3 in commercially available dietary supplements. However, we cannot be sure that physicians or consumers will view Epanova as superior. To the extent the price of Epanova is significantly higher than the prices of commercially available omega-3 fatty acids marketed by other companies as dietary supplements, physicians may recommend these commercial alternatives instead of Epanova or patients may elect on their own to take commercially available non-prescription omega-3 fatty acids. Either of these outcomes may adversely impact our results of operations by limiting how we price our product and limiting the revenue we receive from the sale of Epanova.

Even if we obtain marketing approval for Epanova, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, Epanova could be subject to labeling and other restrictions and withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with Epanova.

Even if we obtain U.S. regulatory approval of Epanova for an indication, the FDA may still impose significant restrictions on its indicated uses or marketing or the conditions of approval, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase IV clinical trials, and post-market surveillance to monitor safety and efficacy. Epanova will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with the FDA, as well as continued compliance with current Good Clinical Practices regulations, or cGCPs, for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current Good Manufacturing Practices, or cGMP, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents.

The FDA has the authority to require a risk evaluation and mitigation strategy, or REMS, as part of an NDA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria or requiring treated patients to enroll in a registry.

With respect to sales and marketing activities by us or any future partner, advertising and promotional materials must comply with FDA rules in addition to other applicable federal and local laws in the United States and similar legal requirements in other countries. In the United States, the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act. Application holders must obtain FDA approval for product and manufacturing changes, depending on the nature of the change. We may also be subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the U.S. Anti-Kickback Statute, U.S. False Claims Act, and similar state laws, which impact, among other things, our proposed sales, marketing, and scientific/educational grant programs. If we participate in the U.S. Medicaid Drug Rebate Program, the Federal Supply Schedule of the U.S. Department of Veterans Affairs, or other government drug programs, we will be subject to complex laws and regulations regarding reporting and payment obligations. All of these activities are also potentially subject to U.S. federal and state consumer protection and unfair competition laws. Similar requirements exist in many of these areas in other countries.

In addition, if Epanova is approved for an indication, our product labeling, advertising and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for Epanova, physicians may nevertheless prescribe our products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability and government fines. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees of permanent injunctions under which specified promotional conduct is changed or curtailed.

If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, problems with the facility where the product is manufactured, or we or our manufacturers fail to comply with applicable regulatory requirements, we may be subject to the following administrative or judicial sanctions:

•                  restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•                  issuance of warning letters or untitled letters;

•                  clinical holds;

•                  injunctions or the imposition of civil or criminal penalties or monetary fines;

•                  suspension or withdrawal of regulatory approval;

•                  suspension of any ongoing clinical trials;

•                  refusal to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;

•                  suspension or imposition of restrictions on operations, including costly new manufacturing requirements; or

•                  product seizure or detention or refusal to permit the import or export of product.

The occurrence of any event or penalty described above may inhibit our ability to commercialize Epanova and generate revenue. Adverse regulatory action, whether pre- or post-approval, can also potentially lead to product liability claims and increase our product liability exposure.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize Epanova and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for Epanova, restrict or regulate post-approval activities and affect our ability to profitably sell Epanova.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We do not know whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of Epanova, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

In the United States, the Medicare Modernization Act, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation authorized Medicare Part D prescription drug plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for Epanova and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 or, collectively, the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Health Care Reform Law revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners.

Despite initiatives to invalidate the Health Care Reform Law, the U.S. Supreme Court has upheld certain key aspects of the legislation, including the requirement that all individuals maintain health insurance coverage or pay a penalty, referred to as the individual mandate. Although there are legal challenges to the Health Care Reform Law in lower courts on other grounds, at this time it appears the implementation of the Health Care Reform Law will continue. We will not know the full effects of the Health Care Reform Law until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the effect of the Health Care Reform Law, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

In addition, other legislative changes have been proposed and adopted in the United States since the Health Care Reform Law was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. The ATRA, among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

Our future growth depends, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future profitability will depend, in part, on our ability to commercialize Epanova in foreign markets for which we intend to rely on collaboration with third parties. If we commercialize Epanova in foreign markets, we would be subject to additional risks and uncertainties, including:

•                  our customers’ ability to obtain reimbursement for Epanova in foreign markets;

•                  our inability to directly control commercial activities because we are relying on third parties;

•                  the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;

•                  different medical practices and customs in foreign countries affecting acceptance in the marketplace;

•                  import or export licensing requirements;

•                  longer accounts receivable collection times;

•                  longer lead times for shipping;

•                  language barriers for technical training;

•                  reduced protection of intellectual property rights in some foreign countries;

•                  foreign currency exchange rate fluctuations; and

•                  the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

Foreign sales of Epanova could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs.

If we market Epanova in a manner that violates healthcare fraud and abuse laws, or if we violate government price reporting laws, we may be subject to civil or criminal penalties.

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. These laws include the U.S. Anti-Kickback Statute, U.S. False Claims Act and similar state laws. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws.

The U.S. Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted broadly to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not, in all cases, meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, recent health care reform legislation has strengthened these laws. For example, the Health Care Reform Law, among other things, amends the intent requirement of the U.S. Anti-Kickback Statute and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Health Care Reform Law provides that the government may assert that a claim including items or services resulting from a violation of the U.S. Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the U.S. False Claims Act. Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid.

Over the past few years, several pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as: allegedly providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicaid for non-covered, off-label uses; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates. Most states also have statutes or regulations similar to the U.S. Anti-Kickback Statute and the U.S. False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.

We are, and will be, completely dependent on third parties to manufacture Epanova, and our commercialization of Epanova could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of Epanova or fail to do so at acceptable quality levels or prices.

We do not currently have nor do we plan to acquire the capability or infrastructure to manufacture the active pharmaceutical ingredient, or API, in Epanova for use in our clinical trials or for commercial product, if any. As a result, we have entered into manufacturing and supply agreements with Ocean Nutrition Canada Limited, or ONC, BioVectra Inc., or BioVectra, and Croda Europe Limited, or Croda, to manufacture and supply us with bulk API for clinical and commercial purposes. Our March 2012 agreement with ONC for the supply of bulk fish oil for Epanova includes requirements for: (i) a one-time payment of $1.0 million due to ONC upon completion of FDA inspection of the site; (ii) a one-time payment of $500,000 due to ONC upon shipment into commerce of the first commercial product; and (iii) us to purchase a certain percentage of our bulk fish oil from ONC. The ONC agreement has an initial term of ten years and will renew for one additional five year period in the event either party gives notice of renewal no later than 12 months prior to the expiration of such initial term. Our March 2012 agreement with BioVectra for the manufacture of the API for Epanova, includes requirements for: (i) construction of a 100 metric ton facility exclusively for the manufacture of the API for Epanova for an amount not to exceed $5.0 million (of which we have paid approximately $3.1 million as of March 31, 2013); and (ii) minimum annual purchase commitments. The BioVectra agreement has an initial term of five years from the date of commencement of commercial supply and will automatically renew for consecutive one-year periods upon agreement between the parties no later than six months prior to the expiration of the then-current term. Our February 2013 agreement with Croda for the supply of API for Epanova includes requirements for: (i) payment of development fees of $800,000 in 2013; and (ii) minimum annual purchase commitments of product required for commercialization. Our agreements with ONC, BioVectra and Croda are cancelable by us in the event Epanova does not receive regulatory approval or if we abandon commercialization due to market conditions.

In addition, we do not have the capability to encapsulate Epanova as a finished drug product for commercial distribution. Consequently, we have entered into an agreement with Catalent Pharma Solutions GmbH to supply us with finished product.

The facilities used by our contract manufacturers to manufacture Epanova must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs for manufacture of both active drug substances and finished drug products. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to Epanova. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of Epanova or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market Epanova, if approved.

Our contract manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. We do not have control over our contract manufacturers’ compliance with these regulations and standards. Failure by any of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market Epanova, delays, suspensions or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturers to comply with or maintain any of these standards could adversely affect our ability to develop, obtain regulatory approval for or market Epanova.

If, for any reason, these third parties are unable or unwilling to perform, we may not be able to terminate our agreements with them, and we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them and we cannot be certain that any such third parties will have the manufacturing capacity to meet future requirements. If these manufacturers or any alternate manufacturer of finished drug product experiences any significant difficulties in its respective manufacturing processes for our API or finished Epanova product or should cease doing business with us, we could experience significant interruptions in the supply of Epanova or may not be able to create a supply of Epanova at all. Were we to encounter manufacturing issues, our ability to produce a sufficient supply of Epanova might be negatively affected. Our inability to coordinate the efforts of our third party manufacturing partners, or the lack of capacity available at our third party manufacturing partners, could impair our ability to supply Epanova at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new bulk or finished product manufacturer, if we face these or other difficulties with our current manufacturing partners, we could experience significant interruptions in the supply of Epanova if we decided to transfer the manufacture of Epanova to one or more alternative manufacturers in an effort to deal with the difficulties.

Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Additionally, we rely on third parties to supply the raw materials needed to manufacture our potential products. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to future contract manufacture caused by problems at suppliers could delay shipment of Epanova, increase our cost of goods sold and result in lost sales.

We cannot guarantee that our current manufacturing and supply partners or any alternative service providers will be able to reduce the costs of commercial scale manufacturing of Epanova over time. If the manufacturing costs of Epanova remain at current levels, these costs may significantly impact our operating results. In order to reduce costs, we may need to develop and implement process improvements. However, in order to do so, we will need, from time to time, to notify or make submissions with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We cannot be sure that we will receive these necessary approvals or that these approvals will be granted in a timely fashion. We also cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to reduce our costs over time.

Any termination or suspension of, or delays in the commencement or completion of, any necessary future studies of Epanova for any additional indications could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Under the SPA for our ESPRIT study, we are able to submit a supplemental NDA for an indication for Epanova for the reduction of non-HDL-C and triglycerides in patients with high triglycerides in combination with statin therapy after we obtain approval for Epanova for patients with severe hypertriglyceridemia and are substantially underway with a cardiovascular outcomes study. While we do not intend to immediately pursue such an outcomes study and, therefore, be able to submit a supplemental NDA for this indication, we will review our strategy with respect to this second indication in light of Epanova’s commercial success in severe hypertriglyceridemia and our ability to find a suitable pharmaceutical partner to enter into a development and commercial collaboration. In the event we initiate such an outcomes study, delays in the commencement or completion of such study could significantly affect our product development costs. We do not know whether such study will begin or will be completed on schedule, if at all. The commencement and completion of clinical studies can be delayed for a number of reasons, including delays related to:

•                  the FDA failing to grant permission to proceed and placing the clinical study on hold;

•                  subjects failing to enroll or remain in our trials at the rate we expect;

•                  a facility manufacturing Epanova being ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP requirements or other applicable requirements, or cross-contaminations of product candidates in the manufacturing process;

•                  any changes to our manufacturing process that may be necessary or desired;

•                  subjects choosing an alternative treatment for the indications for which we are developing Epanova, or participating in competing clinical studies;

•                  subjects experiencing severe or unexpected drug-related adverse effects;

•                  reports from clinical testing on similar technologies and products raising safety and/or efficacy concerns;

•                  third-party clinical investigators losing their license or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or employing methods consistent with the clinical trial protocol, cGMP requirements, or other third parties not performing data collection and analysis in a timely or accurate manner;

•                  inspections of clinical study sites by the FDA or IRBs finding regulatory violations that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire study, or that prohibit us from using some or all of the data in support of our marketing applications;

•                  third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or any of the data produced by such contractors in support of our marketing applications;

•                  one or more IRBs refusing to approve, suspending or terminating the study at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•                  deviations of the clinical sites from trial protocols or dropping out of a trial;

•                  adding new clinical trial sites;

•                  the inability of the CRO to execute any clinical trials for any reason; and

•                  government or regulatory delays or “clinical holds” requiring suspension or termination of a trial.

Product development costs for Epanova in a future indication will increase if we have delays in testing or approval or if we need to perform more or larger clinical studies than planned. Additionally, changes in regulatory requirements and policies may occur and we may need to amend study protocols to reflect these changes. Amendments may require us to resubmit our study protocols to the FDA and IRBs for reexamination, which may impact the costs, timing or successful completion of that study. If we experience delays in completion of, or if we, the FDA or other regulatory authorities, the IRB, or other reviewing entities, or any of our clinical study sites suspend or terminate any of our clinical studies of Epanova, its commercial prospects may be materially harmed and our ability to generate product revenues will be delayed. Any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical studies may also ultimately lead to the denial of regulatory approval of Epanova. In addition, if one or more clinical studies are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of Epanova could be significantly reduced.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

In the event we pursue an outcomes study for an indication for Epanova for the reduction of the risk of cardiovascular events in patients with high triglycerides in combination with statin therapy, or other clinical study for other indications, we will continue to be subject to risks related to clinical trials. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials may not be predictive of the results of later-stage clinical trials. For example, the positive results generated to date in our Phase III clinical trials for Epanova do not ensure that later clinical trials will produce similar results. We cannot assure you that the FDA will view the results as we do or that any future trials of Epanova for other indications will achieve positive results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Any future clinical trial results for Epanova may not be successful.

In addition, a number of factors could contribute to a lack of favorable safety and efficacy results for Epanova for other indications. For example, such trials could result in increased variability due to varying site characteristics, such as local standards of care, differences in evaluation period and surgical technique, and due to varying patient characteristics including demographic factors and health status.

Further, we have limited experience conducting clinical trials, and a portion of the clinical trial data that we will use in support of any NDA we submit to the FDA for Epanova was conducted by our licensor in the development of Epanova for Crohn’s disease. There can be no assurance that our clinical trials, including our EVOLVE and ESPRIT Phase III clinical trials, or the clinical trials conducted by our licensor, will demonstrate sufficient safety and efficacy for the FDA to approve Epanova for severe hypertriglyceridemia, as an adjunct therapy to low-fat diet and statins for patients with high triglycerides or any other indication that may be specified in an NDA submission.

We expect that we will rely on third parties to conduct any future clinical trials for Epanova. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize Epanova and our business could be substantially harmed.

In the event we conduct any future clinical trials for Epanova for any indication, we expect to enter into agreements with third-party CROs to provide monitors for and to manage data for our ongoing clinical programs. We would rely heavily on these parties for execution of clinical studies for Epanova and would control only certain aspects of their activities. Nevertheless, we would be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs would not relieve us of our regulatory responsibilities. We and our CROs would be required to comply with cGCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces these cGCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. In addition, our clinical trials must be conducted with product produced under cGMP regulations and will require a large number of test subjects. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

Although we would design the clinical trials for Epanova, we expect that the CROs would conduct all of the clinical trials. As a result, many important aspects of our drug development programs would be outside of our direct control. In addition, the CROs may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements. If the CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development and commercialization of Epanova for the subject indication may be delayed or our development program materially and irreversibly harmed. We cannot control the amount and timing of resources these CROs would devote to our program or Epanova. If we are unable to rely on clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of our clinical trials and this could significantly delay commercialization and require significantly greater expenditures.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any such clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize Epanova. As a result, our financial results and the commercial prospects for Epanova in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Third-party coverage and reimbursement and health care cost containment initiatives and treatment guidelines may constrain our future revenues.

Our ability to successfully market Epanova will depend in part on the level of reimbursement that government health administration authorities, private health coverage insurers and other organizations provide for the cost of our products and related treatments. Countries in which Epanova is sold through reimbursement schemes under national health insurance programs frequently require that manufacturers and sellers of pharmaceutical products obtain governmental approval of initial prices and any subsequent price increases. In certain countries, including the United States, government-funded and private medical care plans can exert significant indirect pressure on prices. We may not be able to sell Epanova profitably if adequate prices are not approved or coverage and reimbursement is unavailable or limited in scope. Increasingly, third-party payors attempt to contain health care costs in ways that are likely to impact our development of products including:

•                  failing to approve or challenging the prices charged for health care products;

•                  introducing reimportation schemes from lower priced jurisdictions;

•                  limiting both coverage and the amount of reimbursement for new therapeutic products;

•                  denying or limiting coverage for products that are approved by the regulatory agencies but are considered to be experimental or investigational by third-party payors; and

•                  refusing to provide coverage when an approved product is used in a way that has not received regulatory marketing approval.

Risks Related to Our Financial Position and Need for Capital

We have a limited operating history and have incurred operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history. The likelihood of success of our business plan must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the regulatory and competitive environment in which we operate. Biopharmaceutical product development is a highly speculative undertaking, involves a substantial degree of risk and is a capital-intensive business. Therefore, we expect to incur expenses without corresponding revenues until we are able to obtain regulatory approval and subsequently sell Epanova in significant quantities. We have been engaged in developing Epanova since 2009. To date, we have not generated any revenue from Epanova, and we may never be able to obtain regulatory approval for the marketing of Epanova in any indication. Further, even if we are able to commercialize Epanova or any other product candidate, there can be no assurance that we will generate significant revenues or ever achieve profitability. Our net loss for the three months ended March 31, 2013 was $6.3 million. As of March 31, 2013, we had an accumulated deficit of $70.9 million.

Assuming we obtain FDA approval, we expect that our expenses will increase as we prepare for the commercial launch of Epanova. We also expect that our research and development expenses will continue to increase in the event we pursue FDA approval for Epanova for the reduction of non-HDL-C and triglycerides in patients with high triglycerides in combination with statin therapy. As a result, we expect to continue to incur substantial losses for the foreseeable future, and these losses may be increasing. We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our common stock and our ability to raise capital.

Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2012 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability. We have devoted our resources to developing Epanova, but this product candidate cannot be marketed for any indication until regulatory approvals have been obtained. Meaningful revenues will likely not be available until, and unless, Epanova or any future product candidates are approved by the FDA or comparable regulatory agencies in other countries and successfully marketed, either by us or a partner, an outcome which may not occur. Based upon our currently-expected level of operating expenditures, we expect to be able to fund our operations for at least the next 12 months. This period could be shortened if there are any significant increases in planned spending on development programs or more rapid progress of development programs than anticipated. There is no assurance that other financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

If we fail to obtain the capital necessary to fund our operations, we may be unable to commercialize Epanova in the United States for treatment of severe hypertriglyceridemia or pursue Epanova for other indications and we could be forced to share our rights to commercialize Epanova with third parties on terms that may not be favorable to us.

We need large amounts of capital to support our development and commercialization efforts for Epanova. If we are unable to secure sufficient capital to fund our operations, we will not be able to continue these efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to Epanova with third parties in ways that we currently do not intend or on terms that may not be favorable to us. Based on our current operating plans, we believe that our cash and cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next 12 months. Our cash and cash equivalents were $2.5 million at December 31, 2012. We raised $17.6 million in February 2013 through the issuance and sale of secured convertible notes and warrants and an additional $57.5 million in connection with our initial public offering in April 2013. Depending on the status of regulatory approval or, if approved, commercialization of Epanova, as well as the progress we make in selling Epanova, we may require additional capital to fund operating needs hereafter. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for Epanova or otherwise expand more rapidly than we presently anticipate.

Raising additional capital may cause dilution to our existing stockholders or restrict our operations.

We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. The sale of additional equity or debt securities, if convertible, could result in the issuance of additional shares of our capital stock and could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing research and development efforts. This could harm our business, operating results and financial condition and cause the price of our common stock to fall.

Risks Relating to Our Intellectual Property Rights

It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.

Our commercial success will depend, in part, on obtaining and maintaining patent protection for our technologies, products and processes, successfully defending these patents against third-party challenges and successfully enforcing these patents against third party competitors. The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal, scientific and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in interpretations of patent laws may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowable or enforceable in our patents (including patents owned by or licensed to us). The patent applications for Epanova may never be approved by U.S. or foreign patent offices and the existing patents and patent applications relating to Epanova and related technologies may be challenged, invalidated or circumvented by third parties and might not protect us against competitors with similar products or technologies. For example, one of the two patents covering Epanova’s time-release coating is undergoing reexamination by the U.S. Patent and Trademark Office, and a third party has requested that the U.S. Patent and Trademark Office order a reexamination of the other of the two patents covering Epanova’s time-release coating. Although we do not expect that an adverse decision in the foregoing reexamination matters will have a material adverse effect on our business, any determination during reexamination that claims of these patents are unpatentable, or a determination that narrowing of the patent claims is necessary to overcome the prior art, or a determination in a future proceeding that claims of other patents owned by or licensed to us are unpatentable, could deprive us of exclusionary rights that are important for the successful commercialization of Epanova or any other product candidates that we may develop. In Europe, the patent covering the composition of Epanova’s gelatin capsule was opposed after grant, but successfully upheld during Opposition Proceedings. Two of the three Opponents have filed a Notice of Appeal seeking to overturn the judgments previously rendered in favor of patentability by both the Examining Division and the Opposition Division of the European Patent Office. If this patent is invalidated on appeal, our intellectual property position will be weakened and our business could be significantly harmed.

The degree of future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights, permit us to gain or keep our competitive advantage, or provide us with any competitive advantage at all. For example, others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to Epanova, or important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us, or that we or our licensor will not be involved in interference, opposition or invalidity proceedings before U.S. or foreign patent offices.

We depend on Chrysalis Pharma AG, or Chrysalis, to protect a significant portion of our proprietary rights. Chrysalis may be primarily or wholly responsible for the maintenance of patents and prosecution of patent applications relating to important areas of our business. If Chrysalis fails to adequately maintain, prosecute or protect these patents or patent applications, we may have the right to take further action on our own to protect our technology. However, we may not be successful or have adequate resources to do so. Any failure by Chrysalis or by us to protect our intellectual property rights could significantly harm our business and prospects.

We also rely on trade secrets to protect technology, especially in cases when we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require employees, academic collaborators, consultants and other contractors to enter into confidentiality agreements, we may not be able to adequately protect our trade secrets or other proprietary or licensed information. Our research collaborators and scientific advisors have rights to publish data and information in which we have rights. If we cannot maintain the confidentiality of our proprietary and licensed technology and other confidential information, our ability and that of our licensor to receive patent protection and our ability to protect valuable information owned or licensed by us may be imperiled. Enforcing a claim that a third-party entity illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts are sometimes less willing to protect trade secrets than patents. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

If we or our licensor fails to obtain or maintain patent protection or trade secret protection for Epanova or our technologies, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and attain profitability.

We also rely on the trademarks we license from Chrysalis to distinguish our products from the products of our competitors. We cannot guarantee that any trademark applications filed by us or Chrysalis will be approved. Third parties may also oppose such trademark applications, or otherwise challenge our use of the trademarks. In the event that the trademarks we use are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot provide assurance that competitors will not infringe the trademarks we use, or that we will have adequate resources to enforce these trademarks.

Epanova is covered by patents and will be marketed under trademarks that are not owned by us but are instead licensed to us by a third party.

We have an exclusive worldwide license under certain patents and know-how to develop and commercialize Epanova within a specified field of use pursuant to our license agreement with Chrysalis. We also have a limited license to use the EPANOVA trademark under this agreement. The limitation on our field of use may prevent us from developing and commercializing Epanova in other fields. Additionally, our license is subject to termination for breach of its terms, and therefore our rights may only be available to us for as long as Chrysalis agrees that our development and commercialization activities are sufficient to meet the terms of the license. If this license is terminated and we are not able to negotiate another agreement with Chrysalis for use of its patents, know-how and trademarks, we will not be able to manufacture and market Epanova, which would adversely affect our business prospects and financial condition.

Epanova may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.

Our success depends in part on avoiding infringement of the proprietary technologies of others. The pharmaceutical industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Identification of third party patent rights that may be relevant to our proprietary or licensed technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Additionally, because patent applications are maintained in secrecy until the application is published, we may be unaware of third-party patents that may be infringed by commercialization of Epanova or any future product candidate. There may be certain issued patents and patent applications claiming subject matter that our licensor or we may be required to license in order to research, develop or commercialize Epanova, and we do not know if such patents and patent applications would be available to license on commercially reasonable terms, or at all. Any claims of patent infringement asserted by third parties would be time-consuming and may:

•                  result in costly litigation;

•                  divert the time and attention of our technical personnel and management;

•                  cause product development or commercialization delays;

•                  prevent us from commercializing a product until the asserted patent expires or is held finally invalid or not infringed in a court of law;

•                  require us to cease or modify our use of the technology and/or develop non-infringing technology; or

•                  require us to enter into royalty or licensing agreements.

Although no third party has asserted a claim of infringement against us, others may hold proprietary rights that could prevent Epanova from being marketed. Any patent-related legal action against our licensor, our collaborators or us claiming damages and seeking to enjoin commercial activities relating to Epanova or our processes could subject us to potential liability for damages and require our licensor or us to obtain a license to continue to manufacture or market Epanova or any future product candidates. We cannot predict whether we or our licensor would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign Epanova or any future product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing Epanova or a future product candidate, which could harm our business, financial condition and operating results.

A number of companies, including several major pharmaceutical companies, have conducted research on pharmaceutical uses of omega-3 fatty acids, which resulted in the filing of many patent applications related to this research. We are aware of third-party U.S. patents, and corresponding foreign counterparts, that contain broad claims related to methods of using these general types of compounds, which may be construed to include potential uses of Epanova or any future product candidates. If we or our licensor were to challenge the validity of these or any issued U.S. patent in court, we or our licensor would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that, in order to prevail, we or our licensor would have to present clear and convincing evidence as to the invalidity of the patent’s claims. If we or our licensor were to challenge the validity of these or any issued U.S. patent in an administrative trial before the Patent Trial and Appeal Board in the U.S. Patent and Trademark Office, we or our licensor would have to prove that the claims are unpatentable by a preponderance of the evidence. There is no assurance that a jury and/or court would find in our or our licensor’s favor on questions of infringement, validity or enforceability.

If we do not obtain additional protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the patent terms and obtaining data exclusivity for Epanova, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of Epanova, one or more of the U.S. patents we license may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our ability to generate revenues could be materially adversely affected.

We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

As is commonplace in our industry, we employ individuals who were previously employed at other pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject in the future to claims that our employees or prospective employees are subject to a continuing obligation to their former employers (such as non-competition or non-solicitation obligations) or claims that our employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

General Company-Related Risks

In order to establish our sales and marketing infrastructure, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2013, we employed 14 employees. As our development and commercialization plans and strategies develop, we expect to need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize Epanova and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive pharmaceuticals industry depends in large part upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel. In order to induce valuable employees to remain with us, we have provided employees with stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that we cannot control and may at any time be insufficient to counteract more lucrative offers from other companies.

Our management team has expertise in many different aspects of drug development and commercialization. Competition for skilled personnel in our market is intense and competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms. Despite our efforts to retain valuable employees, members of our management, scientific and medical teams may terminate their employment with us on short notice. While we have employment agreements with certain of our employees, these employment arrangements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. The loss of the services of any of our executive officers or other key employees could potentially harm our business, operating results or financial condition. In particular, we believe that the loss of the services of Gerald L. Wisler, our President and Chief Executive Officer, may have a material adverse effect on our business. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel.

Other pharmaceutical companies with which we compete for qualified personnel have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can develop and commercialize product candidates would be limited.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of Epanova.

We face a potential risk of product liability as a result of the clinical testing of Epanova and will face an even greater risk if we commercialize Epanova or any other future product. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of Epanova. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•                  decreased demand for Epanova or any future products that we may develop;

•                  injury to our reputation;

•                  withdrawal of clinical trial participants;

•                  costs to defend the related litigation;

•                  a diversion of management’s time and our resources;

•                  substantial monetary awards to trial participants or patients;

•                  product recalls, withdrawals or labeling, marketing or promotional restrictions;

•                  loss of revenue;

•                  the inability to commercialize Epanova; and

•                  a decline in our stock price.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently carry product liability insurance covering our clinical trials in the amount of $7.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

We may acquire businesses or products, or form strategic alliances, in the future, and we may not realize the benefits of such acquisitions.

We may acquire additional businesses or products, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the NASDAQ Global Market, impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure controls and internal control over financial reporting and changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the SEC. However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.0 billion or more; (ii) December 31, 2018; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. We will incur substantial accounting expense and expend significant management efforts to comply with these requirements. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with these requirements in a timely manner or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the NASDAQ Global Market, the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments may be limited by provisions of the Internal Revenue Code, and may be subject to further limitation as a result of our IPO or future transactions.

Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long-term tax exempt rate and the value of the company’s stock immediately before the ownership change. We may be unable to offset future taxable income, if any, with losses, or our tax liability with credits, before such losses and credits expire and therefore would incur larger federal income tax liability.

In addition, it is possible that our IPO or future transactions will cause us to undergo one or more additional ownership changes. In that event, we generally would not be able to use our pre-change loss or credit carryovers or certain built-in losses prior to such ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383. As of March 31, 2013, we have estimated approximately $45.1 million of U.S. federal and state net operating loss carryforwards may be at risk of loss due to possible prior ownership changes and approximately $45.1 million of U.S. federal and state net operating loss carryforwards may be at risk of limitation in the event of a future ownership change.

Risks Related to Our Common Stock

We expect that our stock price may fluctuate significantly.

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•                  any delay in filing our intended NDAs for Epanova and any adverse development or perceived adverse development with respect to the FDA’s review of those NDAs, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•                  our failure to commercialize Epanova or develop and commercialize additional indications;

•                  unanticipated efficacy, safety or tolerability concerns related to the use of Epanova;

•                  regulatory actions with respect to Epanova or our competitors’ products;

•                  inability to obtain adequate product supply for any approved indication for Epanova or inability to do so at acceptable prices;

•                  adverse results or delays in our clinical trials;

•                  results of clinical trials of our competitors’ products;

•                  developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and any future international commercialization partners;

•                  changes in laws or regulations applicable to Epanova or any future product candidates, including but not limited to clinical trial requirements for approvals;

•                  actual or anticipated fluctuations in our financial condition and operating results;

•                  actual or anticipated changes in our growth rate relative to our competitors;

•                  competition from existing products or new products that may emerge;

•                  announcements by us, our collaborators or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•                  failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

•                  issuance of new or updated research or reports by securities analysts;

•                  fluctuations in the valuation of companies perceived by investors to be comparable to us;

•                  share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•                  additions or departures of key management or scientific personnel;

•                  disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•                  announcement or expectation of additional debt or equity financing efforts;

•                  sales of our common stock by us, our insiders or our other stockholders; and

•                  general economic and market conditions.

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, the stock market in general, and the NASDAQ Global Market and pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.

Our principal stockholders exercise significant control over our company.

As of the closing of our April 2013 initial public offering, New Enterprise Associates and Sofinnova Partners, our largest stockholders, beneficially own, in the aggregate, shares representing approximately 53% of our outstanding capital stock. Although we are not aware of any voting arrangements among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the 180-day contractual lock-up and other legal restrictions on resale discussed in this prospectus lapse, the trading price of our common stock could decline significantly. As of April 30, 2013, we had outstanding 24,414,174 shares of common stock. Of these shares, 5,912,500 shares of common stock are freely tradable, without restriction, in the public market. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital Inc. may, in their sole discretion, permit our officers, directors, employees and current stockholders to sell shares prior to the expiration of the lock-up agreements. Moreover, a relatively small number of our shareholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares or the availability of these shares for sale will have on the market price of our common stock.

After the lock-up agreements pertaining to our initial public offering expire, an additional 18,501,674 shares will be eligible for sale in the public market. In addition, 180 days after the completion of our initial public offering, holders of approximately 13.4 million shares of our common stock will have the right to require us to register these shares under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a registration rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

Provisions of Delaware law or our charter documents could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for you to change management.

Provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated by-laws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions may also prevent or delay attempts by stockholders to replace or remove our current management or members of our board of directors. These provisions include:

•                  a classified board of directors;

•                  limitations on the removal of directors;

•                  advance notice requirements for stockholder proposals and nominations;

•                  the inability of stockholders to act by written consent or to call special meetings;

•                  the ability of our board of directors to make, alter or repeal our amended and restated by-laws: and

•                  the authority of our board of directors to issue preferred stock with such terms as our board of directors may determine.

The affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote, and not less than 75% of the outstanding shares of each class entitled to vote thereon as a class, is necessary to amend or repeal the above provisions that are contained in our amended and restated certificate of incorporation. In addition, absent approval of our board of directors, our amended and restated by-laws may only be amended or repealed by the affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which limits business combination transactions with stockholders of 15% or more of our outstanding voting stock that our board of directors has not approved. These provisions and other similar provisions make it more difficult for stockholders or potential acquirers to acquire us without negotiation. These provisions may apply even if some stockholders may consider the transaction beneficial to them.

As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions might also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a premium over the then current market price for our common stock.

We are an “emerging growth company” and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.0 billion or more; (ii) December 31, 2018; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

We have never paid dividends on our capital stock and we do not anticipate paying any dividends in the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.

We have not paid dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Consequently, in the foreseeable future, you will likely only experience a gain from your investment in our common stock if the price of our common stock increases.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our common stock could decline if one or more equity analysts downgrade our common stock or if analysts issue other unfavorable commentary or cease publishing reports about us or our business.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Sales of Unregistered Securities

On February 15, 2013, we issued secured convertible promissory notes to existing and new investors for an aggregate consideration of $17.6 million. In connection with the notes, we issued warrants to purchase shares of our capital stock up to 25% of the principal amount of the notes divided by the purchase price of the applicable equity securities at an exercise price of $0.01. Upon completion of our IPO on April 16, 2013, all outstanding principal and interest accrued on the secured convertible promissory notes were converted into 2,228,925 shares of common stock the warrants were automatically net exercised for 549,301 shares of common stock.  See “Liquidity and Capital Resources—February 2013 Note and Warrant Issuance” for additional details regarding this transaction.

On April 1, 2013,in connection with a loan agreement, we issue to a new investor a warrant to purchase initially 78,125 shares of common stock (which will increase to 97,656 shares if we draw down on the term loan facility) at an exercise price of $6.40 per share. See “Liquidity and Capital Resources—March 2013 Loan Agreement” for additional details regarding this transaction.

Upon the closing of the IPO, all outstanding shares of our Series A and B preferred stock were converted into 10,625,847 shares of common stock.

No underwriters were used in the foregoing transactions. All sales of securities described above were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act (and/or Regulation D and Rule 506 promulgated thereunder) for transactions by an issuer not involving a public offering. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

(b)          Use of Proceeds from Public Offering of Common Stock

On April 16, 2013, we completed our IPO in which 8.0 million shares of our common stock were sold at a price of $8 per share, resulting in gross proceeds to the Company of $64.0 million.  The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1, which was declared effective on April 11, 2013 (File No. 333-187153).  Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital Inc. acted as book-running managers for the offering and as representatives of the underwriters.  Leerink Swann LLC, Stifel, Nicolaus & Company, Incorporated and Piper Jaffray & Co. acted as the co-managers for the offering.  Following the sale of the shares in connection with the closing of our initial public offering, the offering terminated.

We received aggregate net proceeds from the offering of approximately $57.5 million, after deducting approximately $4.5 million of underwriting discounts and commissions and offering-related expenses reasonably estimated to be $2.0 million.

No offering costs were paid directly or indirectly to any of our director or officers or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.  There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus dated April 11, 2013 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act on April 12, 2013.

Item 6.   Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

OMTHERA PHARMACEUTICALS, INC.

DATED: May 28, 2013	By:	/s/ Gerald L. Wisler
Gerald L. Wisler
President and Chief Executive Officer

DATED: May 28, 2013	By:	/s/ Christian S. Schade
Christian S. Schade
Executive Vice President and Chief Financial Officer

Exhibit No.	Description

3.1	Form of Second Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.3 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-187153)).
3.2	Form of Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-187153)).
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-187153)).
10.1

Note and Warrant Purchase Agreement by and among the registrant and the Purchasers listed therein, dated as of February 15, 2013 (Incorporated by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-187153)).

10.2

Amendment No. 9 to License Agreement by and between the registrant and Chrysalis Pharma AG, dated as of March 27, 2013 (Incorporated by reference to Exhibit 10.16 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-187153)).

10.3

Loan and Security Agreement by and between the registrant and Hercules Technology Growth Capital, Inc., dated as of March 29, 2013 (Incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-187153)).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Comprehensive Loss, (iv) the Condensed Statements of Cash Flows and (v) notes to condensed financial statements.

*                                         Filed herewith.

**                                XBRL (Extensible Business Reporting Language) information is furnished and not deemed filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.